Form 10-K
period 2013-05-31
ENVIRO CLEANSE INC.
filed 2013-08-30
CIK 1552946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end May 31, 2013

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-182808

ENVIRO CLEANSE, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1224051
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1516 Tropicana Ave, Suite 155 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Telephone: (702)789-0552

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of May 31, 2013

PART I

ITEM 1. Business

Enviro Cleanse Inc. was incorporated pursuant to the laws of the State of Nevada on April 17, 2012. Enviro Cleanse Inc. is a company that specializes in providing soil remediation and land reclamation assessments. The principal customers for its services will be small to medium-sized companies working the western Canadian oil and gas sectors; drilling contractors, well operators, environmental and exploration companies.

Our soil remediation business is targeted towards private and public entities which require soil remediation and land reclamation services.  Fort McMurrary, Alberta is best known for its association with the oil sands industry.  Although not officially a city, Fort McMurrary is considered to be the heart of one of Canada's major oil production hub.  Our office is to be located in an office building with small to medium-sized companies working the western Canadian oil and gas sectors; drilling contractors, well operators, environmental and exploration companies.

The main market sectors we will penetrate are to offer soil remediation services to:

  Oil and Mining Operations
  Municipalities
  Government Agencies

Core Product Offerings

 We will have two main product revenue streams:

  Soil Remediation Services
  Land Reclamation Assessment Services

There are political and economic factors compelling industry to clean up land-based pollution. As a result, over the past few decades a range of technological solutions have been developed, and a host of environmental service providers are now delivering meaningful solutions. The potential for Alberta based outfits is large considering a significant proportion of the country’s contaminated land is directly attributable to local oil and gas (and other) industrial activities.

One efficient approach for cleaning up small to large-scale contaminated soil situations is now available, the MATRIX Enhanced Treatment System (“METS”), manufactured by the American firm EarthWorks Environmental Inc. METS is a small, mobile machine that applies reagents to a steady flow of screened soil. The treatment not only reduces overall contamination within that site to safe levels, but it does so quickly and cost-effectively.

EarthWorks specializes in fast, high throughput Soil Remediation and Soil Recycling Equipment Manufacture, Licensing and Sales. EarthWorks Environmental is the designer and manufacturer of the patented Matrix Enhanced Treatment System or “METS” process. METS soil remediation equipment is the preferred solution for remediation and degradation/ destruction of more than 150 separate contaminants from ex-situ soils.

Target Market

Technologies that are widely recognized as being effective and economical are in high demand by both industry and government. For service providers, many of these market opportunities are in province of Alberta due to the combination of industrial activity that inevitably pollutes and a growing population base that exerts increasing political pressure to clean things up. After building our foundation of customers in Alberta we will expand our targets to other provinces in Canada to replicate our success targeting the same clientele. Soil remediation service providers, able to offer an affordable, timely, and effective cleanup solution stand to prosper in the decades ahead. In particular, service providers need to focus their attention within a few key target markets that represent as the best, most immediate opportunities for revenue generation.

  Petroleum Contaminated Sites

There are many thousands of such sites. Producing well sites have been assessed at various locations throughout Alberta in a co-operative approach between key industry players and such principal government bodies as Alberta Environment and the Energy Resources Conservation Board. Various technologies available for the remediation of active and abandoned production well sites have been examined, and appropriate ones are being approved and applied.

  Service Stations and Underground Storage Tanks

Across Alberta, there are currently some 20,000 underground storage tanks of all sizes and for all intended purposes, but of course, many of these are located at service stations. Current legislation, regulation and legal liability precedent has evolved to the point that the owners of underground tanks must and do adhere to a strict service / replacement regimen. The typical bioremediation cost for just one service station can easily exceed $150,000.

Studies by agencies such as CANMET, the research branch of the Department of Energy, Mines and Resources, identified that between 5 and 10 % of all underground storage tanks are leaking because of corrosion. In another survey by Transport Canada examining the over 1600 underground fuel storage tanks on their properties across Canada, their data indicated that most of the tanks at the time were 20 or more years old and that up to 50% of them were likely leaking.

  Petroleum Refineries
  There are a total of 28 petroleum refineries in Canada although only twenty of these are currently in operation. The other eight refineries are inactive and some will be decommissioned in the near future; all will require extensive remedial action on the site. Environmental regulations also reinforce the need to undertake remediation activities in the operating refineries as well as the decommissioned facilities.
  Pipelines & Pipeline Facilities
  Each year an average of 400 pipeline and pipeline facility failures are reported in North America. These failures result in leakage of petroleum products that are minor in nature to large-scale spills that warrant emergency clean up action. Remediation technologies are always utilized for any spills.

  Landfill Sites

From data collected by Environment Canada early in the 1990’s, there are approximately 10,000 waste disposal sites within Canada. Many of these sites cause environmental contamination to varying degrees that can use our services

Sales and Marketing Strategy

In the environmental services industry, the principal method of promotion and of securing work orders is through direct sales approaches by management and sales staff to key decision makers representing the prospective client. This effort is assisted / augmented by the distribution of promotional print material through newspapers/flyers and through information postings on the company’s website. Furthermore, join the Environmental Services Association of Alberta (ESAA) to network with industry to build our brand.  Lastly, setup exhibits at trade shows attended by our target audience.  Have our booths showcasing our capabilities at trade shows like the GO Expo - Gas and Oil Exposition and the Oil Sands & Heavy Oil Technologies, which are both held in Calgary in the summer of 2013.

The typical sales cycle from first customer contact to obtaining a contract to successfully resolve a particular environmental problem ranges from 3 to 6 months. During the first stage, Enviro Cleanse works closely with the customer to determine the nature of the problem (including site evaluation) and perceptions the customer and the public have. A preliminary proposal is then submitted to the customer for review and discussion. The next step, and most critical, includes a detailed technical site-specific review and testing / sampling program (Phase II Assessment), to ensure the problem can be resolved. Once success has been established, Enviro Cleanse will formulate a detailed action plan (Phase III Assessment) to treat the entire site.

Employees

We have one full-time employee, involved in management.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulation

As a soil remediation service provider, we are not required to comply with existing government regulations nor are we responsible for obtaining licenses and permits for our services as they are the property owner’s responsibility. If future government regulations are imposed, compliance with the regulations could adversely affect our operating results.

Certain environmental laws may make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities which we may acquire that arranged for the disposal of hazardous substances. Although we will seek to obtain indemnities against liabilities relating to historical contamination at the facilities we operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

We may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. A delay in obtaining any required environmental regulatory approvals or failure to obtain and comply with them could adversely affect our business and operating results.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property except we own our own domain address which signifies our online presence.  Our trade name is our company name which is legally incorporated in the state of Nevada.  Our company name is also our trade name

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 1516 E. Tropicana Ave, Suite 155, Las Vegas, NV 89119. Our corporate mailing address is 1516 E. Tropicana Ave, Suite 155, Las Vegas, NV 89119.

ITEM 3. LEGAL PROCEEDINGS

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of the date of this registration statement, we had approximately 36 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Option Grants

As of the date of this prospectus, we had not granted any stock options.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Enviro Cleanse Inc. is a new Nevada-based company developing a soil remediation business in the area of Fort McMurray, Alberta. Our mission is to become a soil remediation and site assessment firm in Fort McMurray and within a 20 mile radius. Our soil remediation firm is targeted towards Oil and Mining Operations, Municipalities, and Government Agencies looking for Soil Remediation and Land Reclamation Assessment Services. The principal customers for its services will be small to medium-sized companies working the western Canadian oil and gas sectors; drilling contractors, well operators, environmental and exploration companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Cash Flows
	May 31, 2013	May 31, 2012	Since inception (April 17, 2012) to May 31, 2013

Net Cash From Used in Operating Activities	$(24,620)	$(1,320)	$(25,940)
Net Cash Used by Investing Activities	$0	$25,000	$25,000
Net Cash From Financing Activities	$3,500	$0	$3,500
Net Increase (Decrease) in Cash During the Period	$(21,120)	$23,680	$(25,940)

Through May 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $25,940.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (April 17, 2012) to the year ended May 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Year Ended May 31, 2013 and 2012

Revenues

Revenues for the year ended May 31, 2013, and May 31, 2012 were $0 and $0, respectively.

Net Loss

For the years ended May 31, 2013 and May 31, 2012 we incurred net losses of $24,620 and $1,320, respectively.

Expenses

Our total expenses for the year ended May 31, 2013 were $24,620 which consisted of $24,000 of professional fees and $600 of general and administrative expenses.  Our general and administrative expenses consist of licenses and permits, office supplies, transfer agent fees, postage expense, and other miscellaneous expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mrs. Mi Ok Cho	50	CEO, President & Director

Business Experience

Mrs. Mi Ok Cho is CEO and President

Mrs. Cho has been our sole officer and director since inception. Mrs. Mi Ok Cho, who has years of experience in the soil remediation business, and fully understands the market potential and the requirements for profitability. She graduated from Sookmyung Woman’s University with a degree in Business Management. She started her career at BYC Textiles, where she worked her way into management over her twenty-two years overseeing operations and quality assurance in the Gangnam District of Seoul. As a small business, she was responsible for managing BYC’s finances and relationships with key suppliers. Prior to starting Enviro Cleanse, she spent three years at KST Corp as a project manager and business development manager procuring new soil remediation projects.

Family Relationships

There are no family relationships among our officers or directors.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal year ended May, 2013.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Mi Ok Cho	CEO	2012	0	0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We do not have employment agreements with our sole officer.  Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for all persons is 1516 E. Tropicana Ave, Suite 155, Las Vegas, NV 89119.

Shareholders	# of Shares	Percentage
Mi Ok Cho	15,000,000	60%
All directors and executive officers as a group [1 person]	15,000,000	60%

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 25,000,000 shares of common stock outstanding as of May31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 0%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation and the cost of becoming a public company from that point in time going forward.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013 and for fiscal year ended May 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2013	May 31, 2012
Audit Fees	$1,400	$2,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,400	$2,700

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART I – FINANCIAL INFORMATION

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on July 23, 2012 and can be found on the SEC website at www.sec.gov.

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the Years Ended May 31, 2013 and 2012

TABLE OF CONTENTS

Balance Sheets 2

Statements of Operations 3

Statements of Cash Flows 4

Statement of Changes in Stockholders’ Equity……………………………………………………………..5

Notes to the Financial Statements 6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Enviro Cleanse Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Enviro Cleanse Inc.(A development stage company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended May 31, 2013 and for the period from April 17, 2012 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Enviro Cleanse Inc. as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended May 31, 2013 and for the period from April 17, 2012 (inception) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut July 31, 2013

Enviro Cleanse Inc.

(A Development Stage Company)

Balance Sheets

For the Years Ended May 31, 2013 and 2012 and for the Period

From April 17, 2012 (Inception) to May 31, 2013

	May 31, 2013 $	May 31, 2012 $
	(unaudited)
ASSETS

Cash	2,560	23,680

Total Assets	2,560	23,680

LIABILITIES

Current Liabilities
Loan Payable - Stockholder	3,500	0
Accounts payable and accrued liabilities	0	0

Total Liabilities	3,500	0

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	–	–

Accumulated deficit during the development stage	(25,940)	(1,320)

Total Stockholders’ Deficit	(940)	23,680

Total Liabilities and Stockholders’ Deficit	2,560	23,680

Enviro Cleanse Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended May 31, 2013 and 2012 and for the Period

From April 17, 2012 (Inception) to May 31, 2013

	For the Year Ended May 31, 2013 $	For the Year Ended May 31, 2012 $	Accumulated from April 17, 2012 (date of inception) to May 31, 2013 $

Revenue	–	–	–

Operating Expenses
Bank Fees	142	338	480
Computer & Internet Expense	–	9	9
Incorporation Fees	0	273	273
Office & Operating Supplies	501	0	501
Professional fees	23,977	700	24,677

Total Operating Expenses	24,620	1,320	25,940

Loss from operations	(24,620)	(1,320)	(25,940)

Other Income and Expense	–	–	–

Net Loss	(24,620)	(1,320)	(25,940)
Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	1,748,640	25,000,000

Enviro Cleanse Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended May 31, 2013 and 2012 and for the Period

From April 17, 2012 (Inception) to May 31, 2013

	For the Year Ended May 31, 2013 $	For the Year Ended May 31, 2012 $	Accumulated from April 17, 2012 (date of inception) to May 31, 2013 $

Operating Activities

Net loss for the period	(24,620)	(1,320)	(25,940)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	0	0	0

Net Cash Used In Operating Activities	(24,620)	(1,320)	(25,940)

Financing Activities

Loan Payable - Director	3,500	0	3,500
Proceeds from sale of common stock	–	25,000	25,000

Net Cash Provided by Financing Activities	3,500	25,000	28,500

Increase in Cash	(21,120)	23,680	(25,940)

Cash – Beginning of Period	23,680	–	28,500

Cash – End of Period	2,560	23,680	2,560

Supplemental Disclosures

Cash Paid for	–	–	–
Interest	–	–	–
Taxes	–	–	–
Non-Cash Activities	–	–	–

Enviro Cleanse Inc.

(A Development Stage Company)

Statement of Shareholder Equity

For the Years Ended May 31, 2013 and 2012 and for the Period

From April 17, 2012 (Inception) to May 31, 2013

	Common Stock	Common Stock	Accumulated Deficit During	Total Shareholders’
Description	Shares	Amount (USD)	Development Stage	Equity

Balance as of April 17, 2012 (Inception)	0	0	0	0

Common stock issued for cash ($0.001/share)	25,000,000	25,000	0	25,000
Net (loss) for the period	0	0	(1,320)	(1,320)
Balance as of May 31, 2012	25,000,000	25,000	(1,320)	23,680

Net (loss) for the period	0	0	(24,620)	(24,620)
Balance as of December 31, 2012	25,000,000	25,000	(25,940)	(940)

Enviro Cleanse Inc.

(A Development Stage Company)

Notes to The Financial Statements

May 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

Enviro Cleanse Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 17, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of May 31, 2013 the Company has $2,560 in cash.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period.  Actual results could differ from those estimates.

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

f) Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

h) Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share.  Basic earnings per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

j) Fiscal Periods

The Company's fiscal year end is May 31.

k) Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-06 and believes that none of them will have a material effect on the company’s financial statements.

3. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share.

During the period between April 2012 and May 2012, the Company issued 15,000,000 shares of common stock at a price of $0.001 per share for a value of $15,000 to Mi Ok Cho, its President. The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between April 2012 and May 2012, Company issued 10,000,000 shares of common stock under the private placements agreement to various investors at $0.001 per share. Company received a total of $10,000 net of offering proceeds.

There were no further issuances of stock as at May 31, 2013.

4. RELATED PARTY TRANSACTIONS

Mrs. Mi Ok Cho has advanced funds to the Company to pay any costs incurred by it. These funds are unsecured, non-interest bearing and due on demand.  The balance due Mrs. Mi Ok Cho was $3,500 as on May 31, 2013.

5. INCOME TAXES

For the year  ended  May 31,  2013 and from inception (April 17, 2012) to May 31, 2013,  the  Company  incurred  net operating  losses  and,  accordingly,  no  provision  for income  taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At May 31, 2012, the Company had approximately $25,940 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

Note 6. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
23.1	Consent of Independent Registered Public Accounting Firm, Kenne Ruan CPA, PA
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2013

/s/ Mi Ok Cho
Mi Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director