Form 10-Q
period 2013-08-31
ENVIRO CLEANSE INC.
filed 2013-10-16
CIK 1552946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of August 31, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	4 5 6 7
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	9
Item 4T.	Controls And Procedures	12

PART II – OTHER INFORMATION		13
Item 1.	Legal Proceedings:	13
Item 2.	Unregistered Sales Of Equity Securities	13
Item 4.	Submission Of Matters To A Vote Security Holders:	13
Item 5.	Other Information:	13
Item 6.	Exhibits	14
Item 7.	Signature	14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

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

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

August 31, 2013

(Unaudited)

Enviro Cleanse, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2013 $	May 31, 2013 $
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	636	2,560

Total Assets	636	2,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan Payable - Stockholder	5,500	3,500
Accounts payable and accrued liabilities	0	0

Total Liabilities	5,500	3,500

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	0	0

Accumulated deficit during the development stage	(29,864)	(25,940)

Total Stockholders’ Deficit	(4,864)	(940)

Total Liabilities and Stockholders’ Deficit	636	2,560

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended August 31, 2013 $	For the Three Months Ended August 31, 2012 $	Accumulated from April 17, 2012 (date of inception) to August 31, 2013 $

Revenue	$ 0	$ 0	$ 0

Operating Expenses
Bank Fees	14	36	494
Computer & Internet Expense	0	0	9
Incorporation Fees	0	0	273
Office & Operating Supplies	10	0	511
Professional Fees	3,900	2,750	28,577

Total Operating Expenses	3,924	2,786	29,864

Loss from operations	(3,924)	2,786	(29,864)

Other Income and Expense	0	0	0

Net Loss	(3,924)	(2,786)	(29,864)
Net Loss per Share – Basic and Diluted	0	0

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	25,000,000

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended August 31, 2013 $	From the Three Months Ended August 31, 2012 $	Accumulated from April 17, 2012 (date of inception) to August 31, 2013 $

Operating Activities

Net (loss) for the period	(3,924)	(2,786)	(29,864)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	0	0	0

Net Cash Used In Operating Activities	(3,924)	(2,786)	(29,864)

Financing Activities
Loan Payable - Director	2,000	0	5,500
Proceeds from sale of common stock	0	0	25,000

Net Cash Provided by Financing Activities	2,000	0	30,500

Cash increase (decrease) during the Period	(1,924)	(2,786)	636

Cash – Beginning of Period	2,560	23,680	0

Cash – End of Period	636	20,894	636

Supplemental Disclosures

Interest paid	0	0	0
Income tax paid	0	0	0
Non-Cash Activities	0	0	0

Enviro Cleanse Inc.

(A Development Stage Company)

Notes to The Financial Statements

August 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

Enviro Cleanse Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 17, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of August 31, 2013 the Company has $636 in cash.

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

There were no further issuances of stock as at August 31, 2013.

4. RELATED PARTY TRANSACTIONS

 Mrs. Mi Ok Cho has advanced funds to the Company to pay any costs incurred by it. These funds are unsecured, non-interest bearing and due on demand.  The balance due Mrs. Mi Ok Cho was $5,500 as on August 31, 2013.

5. INCOME TAXES

For the quarter ended  August 31,  2013 and from inception (April 17, 2012) to August 31, 2013,  the Company  incurred  net operating  losses  and,  accordingly,  no  provision  for income  taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At August 31, 2013, the Company had approximately $29,864 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

6. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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
  Municipalities
  Government Agencies

Core Product Offerings

We will have two main product revenue streams:

  Soil Remediation Services
  Land Reclamation Assessment Services

Liquidity and Capital Resources

Cash Flows
	Three months ended August 31, 2013	Three months ended August 31, 2012	Since inception (April 17, 2012) to August 31, 2013

Net Cash From Used in Operating Activities	$(3,924)	$(2,786)	$(29,864)
Net Cash Used From Sale of Common Stock	$0	$0	$25,000
Net Cash From Financing Activities	$2,000	$0	$5,500
Net Increase (Decrease) in Cash During the Period	$(1,924)	$(2,786)	$636

Through August 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $29,864. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (April 17, 2012) to the quarter ended August 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended August 31, 2013 and 2012

Revenues

Revenues for the three months ended August 31, 2013, and August 31, 2012 were $0 and $0, respectively.

Net Loss

For the three months ended August 31, 2013 and August 31, 2012 we incurred net losses of $3,924 and $2,786, respectively.

Expenses

Our total expenses for the three months ended August 31, 2013 were $3,924 which consisted of $3,900 of professional fees and $24 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (April 17, 2012) to August 31, 2013, we incurred total expenses of $29,864, which consisted of $28,577 of professional fees and $1,287 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5.  OTHER INFORMATION

None.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2013

/s/ Mi Ok Cho
Mi Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director