Form 10-Q
period 2013-11-30
ENVIRO CLEANSE INC.
filed 2014-01-14
CIK 1552946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of November 30, 2013

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	4 5 6 7
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	9
Item 4T.	Controls And Procedures	11

PART II – OTHER INFORMATION		11
Item 1.	Legal Proceedings:	11
Item 2.	Unregistered Sales Of Equity Securities	11
Item 4.	Submission Of Matters To A Vote Security Holders:	11
Item 5.	Other Information:	11
Item 6.	Exhibits	11
Item 7.	Signature	11

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

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

November 30, 2013

(Unaudited)

	November 30,2013 $	May 31, 2013 $
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	170	2,560

Total Assets	170	2,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan Payable - Stockholder	5,800	3,500
Accounts payable and accrued liabilities	0	0

Total Liabilities	5,800	3,500

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	0	0

Accumulated deficit during the development stage	(30,630)	(25,940)

Total Stockholders’ Deficit	(5,630)	(940)

Total Liabilities and Stockholders’ Deficit	170	2,560

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended November 30, 2013 $	For the Three Months Ended November 30, 2012 $	For the Six Months Ended November 30, 2013 $	For the Six Months Ended November 30, 2012 $	Accumulated from April 17, 2012 (date of inception) to November 30, 2013 $

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Operating Expenses
Bank Fees	43	45	56	81	537
Computer & Internet Expense	0	0	0	0	9
Incorporation Fees	0	0	0	0	273
Office & Operating Supplies	23	114	34	114	534
Professional Fees	700	9,700	4,600	12,450	29,277

Total Operating Expenses	766	9,859	4,690	12,645	30,630

Loss from operations	(766)	(9,859)	(4,690)	(12,645)	(30,630)

Other Income and Expense	0	0	0	0	0

Net Loss	(766)	(9,859)	(4,690)	(12,645)	(30,630)
Net Loss per Share – Basic and Diluted	0	0	0	0	0

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	8,032,787	25,000,000	14,248,640

ENVIRO CLEANSE, INC.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended November 30, 2013 $	From the Six Months Ended November 30, 2012 $	Accumulated from April 17, 2012 (date of inception) to November 30, 2013 $

Operating Activities

Net (loss) for the period	(4,690)	(12,645)	(30,630)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	0	0	0

Net Cash Used In Operating Activities	(4,690)	(12,645)	(30,630)

Financing Activities
Loan Payable - Director	2,300	0	5,800
Proceeds from sale of common stock	0	0	25,000

Net Cash Provided by Financing Activities	2,300	0	30,800

Cash increase (decrease) during the Period	(2,390)	(12,645)	170

Cash – Beginning of Period	2,560	23,680	0

Cash – End of Period	170	11,035	170

Supplemental Disclosures

Interest paid	0	0	0
Income tax paid	0	0	0
Non-Cash Activities	0	0	0

Enviro Cleanse Inc.

(A Development Stage Company)

Notes to The Financial Statements

November 30, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

Enviro Cleanse Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 17, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of November 30, 2013 the Company has $170 in cash.

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

There were no further issuances of stock as at November 30, 2013.

4. RELATED PARTY TRANSACTIONS

Mrs. Mi Ok Cho has advanced funds to the Company to pay any costs incurred by it. These funds are unsecured, non-interest bearing and due on demand.  The balance due Mrs. Mi Ok Cho was $5,800 as on November 30, 2013.

5. INCOME TAXES

For the quarter ended  November 30,  2013 and from inception (April 17, 2012) to November 30, 2013,  the Company  incurred  net operating  losses  and,  accordingly,  no  provision  for income  taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At November 30, 2013, the Company had approximately $30,630 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

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
  Municipalities
  Government Agencies

Core Product Offerings

We will have two main product revenue streams:

  Soil Remediation Services
  Land Reclamation Assessment Services

Liquidity and Capital Resources

Cash Flows
	Six months ended November 30, 2013	Six months ended November 30, 2012	Since inception (April 17, 2012) to November 30, 2013

Net Cash From Used in Operating Activities	$(4,690)	$(12,645)	$(30,630)
Net Cash Used From Sale of Common Stock	$0	$0	$25,000
Net Cash From Financing Activities	$2,300	$0	$5,800
Net Increase (Decrease) in Cash During the Period	$(2,390)	$(12,645)	$170

Through November 30, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $30,630. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (April 17, 2012) to the quarter ended November 30, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended November 30, 2013 and 2012

Revenues

Revenues for the three months ended November 30, 2013, and November 30, 2012 were $0 and $0, respectively.

Net Loss

For the three months ended November 30, 2013 and November 30, 2012 we incurred net losses of $766 and $9,859, respectively.

Expenses

Our total expenses for the three months ended November 30, 2013 were $766 which consisted of $700 of professional fees and $66 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (April 17, 2012) to November 30, 2013, we incurred total expenses of $30,630, which consisted of $29,277 of professional fees and $1,353 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 13, 2014

/s/ Mi Ok Cho
Mi Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director